Form 10-K
period 2007-12-31
Citigroup Commercial Mortgage Trust 2007-C6
filed 2008-03-28
CIK 1403924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-141648-01

Citigroup Commercial Mortgage Trust 2007-C6
(Exact Name of Issuing Entity as Specified in Its Charter)

Citigroup Commercial Mortgage Securities Inc.
(Exact Name of Registrant/Depositor as Specified in Its Charter)

Citigroup Global Markets Realty Corp.
LaSalle Bank National Association
Capmark Finance Inc.
PNC Bank, National Association
(Exact Name of Sponsor as Specified in Its Charter)

Delaware	86-1073506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

388 Greenwich Street, New York, New York 10013
(Address of Registrant's Principal Executive Offices)

Registrant's telephone number, including area code (212) 816-6000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

* * * *

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors and Executive Officers of the Registrant.
Omitted.  The issuing entity does not have any executive officers or directors.

Item 11. Executive Compensation.
Omitted.  The issuing entity does not have any executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.  The issuing entity does not have any executive officers or directors.

Item 13. Certain Relationships and Related Transactions.
Omitted.  The issuing entity does not have any executive officers or directors.

Item 14. Principal Accounting Fees and Services.
Omitted.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
None.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
None.

Item 1117 of Regulation AB. Legal Proceedings.
The registrant knows of no legal proceedings pending against, or proceedings contemplated by government authorities against, the sponsor, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to certificateholders.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
The information regarding this Item has been previously filed in a 424(b)(5) filing dated July 30, 2007.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibits (33) and (34)

LaSalle Bank National Association’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”

LaSalle Reports that:
1.  The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances.  The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

2.  The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff.  Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring.  Other necessary controls are in place to minimize the risk of such errors.

3.  With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

Wachovia Bank, National Association’s (“Wachovia”) Report on Assessment of Compliance with Servicing Criteria for 2007 attached to this Report on Form 10-K describes the following material noncompliance with servicing criteria 1122 (d)(2)(i) and 1122(d)(2)(ii):

“With respect to servicing criterion 1122(d)(2)(i), certain payments on pool assets were not deposited into the appropriate custodial bank accounts within the timeframe as specified in the transaction agreements.  Those payments were deposited into the appropriate custodial bank accounts after those timeframes.  Management does not believe that this failure to follow the transaction agreement resulted in any loss of control over trust assets or in any impact to the investors.  [Wachovia] implemented additional controls in 2008 to better monitor these processes and correct the non-compliance.”

“With respect to servicing criterion 1122(d)(2)(ii), certain disbursements made via wire transfer were authorized by personnel for amounts greater than such personnel’s approval limits.  Management does not believe that this failure to follow internal procedures resulted in any incorrect wire transfers or in any impact to investors.  [Wachovia] implemented additional controls in 2007 to better monitor these processes and correct the non-compliance.”

Item 1123 of Regulation AB. Servicer Compliance Statement.
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this annual report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3) The exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.

Exhibit Number	Description
4(i)
The series 2007-C6 pooling and servicing agreement dated as of July 1, 2007 among Citigroup Commercial Mortgage Securities Inc., as depositor (the “Depositor”), Wachovia Bank, National Association as master servicer no. 1 (the "Master Servicer No. 1"), Midland Loan Services, Inc. as master servicer no. 2 (the "Master Servicer No. 2"), Capmark Finance Inc. as master servicer no. 3 (the "Master Servicer No. 3"), CWCapital Asset Management LLC as special servicer (the “Special Servicer”) and Wells Fargo Bank, National Association as trustee (the"Trustee"), LaSalle Bank National Association as certificate administrator (the “Certificate Administrator”) (the "Pooling and Servicing Agreement") (Previously filed as part of the Registrant's Current Report on Form 8-K on August 15, 2007)*

31(ii)	Rule 13a-14(d)/15d-14(d) Certifications
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer No. 1
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Master Servicer No. 2
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Master Servicer No. 3
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Trustee
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Certificate Administrator
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Primary Servicer
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, Global Realty Outsourcing, Inc., as servicing function participant
33(i)	Report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc., as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer No. 1
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Master Servicer No. 2
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Master Servicer No. 3
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Trustee
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Certificate Administrator
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Primary Servicer
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Global Realty Outsourcing, Inc., as servicing function participant
34(i)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc., as servicing function participant
35(a)	Servicer compliance statement, Wachovia Bank, National Association, as Master Servicer No. 1
35(b)	Servicer compliance statement, Midland Loan Services, Inc., as Master Servicer No. 2
35(c)	Servicer compliance statement, Capmark Finance Inc., as Master Servicer No. 3
35(d)	Servicer compliance statement, CWCapital Asset Management LLC, as Special Servicer
35(e)	Servicer compliance statement, Wells Fargo Bank, National Association, as Trustee
35(f)	Servicer compliance statement, LaSalle Bank National Association, as Certificate Administrator
35(g)	Servicer compliance statement, Capmark Finance Inc., as Primary Servicer
35(h)	Servicer compliance statement, Midland Loan Services, Inc., as Master Servicer in regards to the Americold Portfolio Trust Mortgage Loan
35(i)	Servicer compliance statement, Wachovia Bank National Association, as Master Servicer in regards to the Ala Moana Portfolio Trust Mortgage Loan
*Incorporated herein by reference.

(b) The exhibits required by Item 601 of Regulation S-K are filed as noted under subparagrah (a)(3) above.

(c) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citigroup Commercial Mortgage Inc., as Registrant

March 27, 2008	/s/ Paul Vanderslice
By: Paul T. Vanderslice
Title: Managing Director
Senior Officer in Charge of Securitization of the Depositor

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a)	(1) No annual report is provided to the certificateholders.
(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificateholders with respect to any annual or other meeting of security holders.

EXHIBIT INDEX

Exhibit Number	Description
4(i)	The Pooling and Servicing Agreement (Previously filed as part of the Registrant's Current Report on Form 8-K on August 15, 2007)*
31(ii)	Rule 13a-14(d)/15d-14(d) Certifications
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer No. 1
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Master Servicer No. 2
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Master Servicer No. 3
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Trustee
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Certificate Administrator
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Primary Servicer
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, Global Realty Outsourcing, Inc., as servicing function participant
33(i)	Report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc., as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as Master Servicer No. 1
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Master Servicer No. 2
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Master Servicer No. 3
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Trustee
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Certificate Administrator
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Primary Servicer
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Global Realty Outsourcing, Inc., as servicing function participant
34(i)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc., as servicing function participant
35(a)	Servicer compliance statement, Wachovia Bank, National Association, as Master Servicer No. 1
35(b)	Servicer compliance statement, Midland Loan Services, Inc., as Master Servicer No. 2
35(c)	Servicer compliance statement, Capmark Finance Inc., as Master Servicer No. 3
35(d)	Servicer compliance statement, CWCapital Asset Management LLC, as Special Servicer
35(e)	Servicer compliance statement, Wells Fargo Bank, National Association, as Trustee
35(f)	Servicer compliance statement, LaSalle Bank National Association, as Certificate Administrator
35(g)	Servicer compliance statement, Capmark Finance Inc., as Primary Servicer
35(h)	Servicer compliance statement, Midland Loan Services, Inc., as Master Servicer in regards to the Americold Portfolio Trust Mortgage Loan
35(i)	Servicer compliance statement, Wachovia Bank National Association, as Master Servicer in regards to the Ala Moana Portfolio Trust Mortgage Loan
*Incorporated herein by reference.